Form 10-K
period 2015-03-31
Honda Auto Receivables 2013-1 Owner Trust
filed 2015-06-17
CIK 1566138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Item 1117 of Regulation AB.    Legal Proceedings.

No legal proceedings are pending, and no proceedings are known to be contemplated by governmental authorities, against any of the following companies: American Honda Finance Corporation (the “Sponsor”), American Honda Receivables LLC (the “Depositor”), MUFG Union Bank, N.A. (the “Indenture Trustee”), The Bank of New York Mellon (the “Owner Trustee”), BNY Mellon Trust of Delaware (the “Delaware Trustee”) or the Trust that are or would be material to holders of the Notes or the Certificates.

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

Exhibit 33.1 – Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of American Honda Finance Corporation.

Exhibit 33.2 – Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of MUFG Union Bank, N.A.

Exhibit 34.1 – Attestation Report on Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of American Honda Finance Corporation.

Exhibit 34.2 –Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deloitte & Touche LLP, on behalf of MUFG Union Bank, N.A.

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

Exhibit 99.1 – Sale and Servicing Agreement, dated January 23, 2013, among Honda Auto Receivables 2013-1 Owner Trust, American Honda Receivables LLC and American Honda Finance Corporation, incorporated to Exhibit 99.1 by reference to Form 8-K dated January 23, 2013, and filed by the registrant on January 23, 2013.

Exhibit 99.2 – Receivables Purchase Agreement, dated January 23, 2013, between American Honda Finance Corporation and American Honda Receivables LLC, incorporated to Exhibit 99.2 by reference to Form 8-K dated January 23, 2013, and filed by the registrant on January 23, 2013.

Exhibit 99.3 – Administration Agreement, dated January 23, 2013, among Honda Auto Receivables 2013-1 Owner Trust, American Honda Finance Corporation, American Honda Receivables LLC and Union Bank, N.A., as indenture trustee, incorporated to Exhibit 99.3 by reference to Form 8-K dated January 23, 2013, and filed by the registrant on January 23, 2013.

Exhibit 99.4 – Control Agreement, dated January 23, 2013, among American Honda Receivables LLC, Honda Auto Receivables 2013-1 Owner Trust, American Honda Finance Corporation, and Union Bank, N.A., as indenture trustee, as assignee-secured party, and as securities intermediary, incorporated to Exhibit 99.4 by reference to Form 8-K dated January 23, 2013, and filed by the registrant on January 23, 2013.

(c)       Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Honda Auto Receivables 2013-1 Owner Trust

	By:	American Honda Finance Corporation, as Servicer

	By:	/s/ Paul C. Honda

Paul C. Honda

Date: June 17, 2015		Vice President and Assistant Secretary (senior officer in charge of the servicing function)

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

Exhibit 33.1 – Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of American Honda Finance Corporation.

Exhibit 33.2 – Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of MUFG Union Bank, N.A.

Exhibit 34.1 – Attestation Report on Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of American Honda Finance Corporation.

Exhibit 34.2 –Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Deloitte & Touche LLP, on behalf of MUFG Union Bank, N.A.

Exhibit 35.1 – Servicing Compliance Statement of American Honda Finance Corporation.

Exhibit 99.1 – Sale and Servicing Agreement, dated January 23, 2013, among Honda Auto Receivables 2013-1 Owner Trust, American Honda Receivables LLC and American Honda Finance Corporation, incorporated to Exhibit 99.1 by reference to Form 8-K dated January 23, 2013, and filed by the registrant on January 23, 2013.

Exhibit 99.2 – Receivables Purchase Agreement, dated January 23, 2013, between American Honda Finance Corporation and American Honda Receivables LLC, incorporated to Exhibit 99.2 by reference to Form 8-K dated January 23, 2013, and filed by the registrant on January 23, 2013.

Exhibit 99.3 – Administration Agreement, dated January 23, 2013, among Honda Auto Receivables 2013-1 Owner Trust, American Honda Finance Corporation, American Honda Receivables LLC and Union Bank, N.A., as indenture trustee, incorporated to Exhibit 99.3 by reference to Form 8-K dated January 23, 2013, and filed by the registrant on January 23, 2013.

Exhibit 99.4 – Control Agreement, dated January 23, 2013, among American Honda Receivables LLC, Honda Auto Receivables 2013-1 Owner Trust, American Honda Finance Corporation, and Union Bank, N.A., as indenture trustee, as assignee-secured party, and as securities intermediary, incorporated to Exhibit 99.4 by reference to Form 8-K dated January 23, 2013, and filed by the registrant on January 23, 2013.

- 8 -